Form 10-K
period 2007-12-31
GSR Mortgage Loan Trust 2007-3F
filed 2008-03-31
CIK 1395362

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-139817-10

      GSR Mortgage Loan Trust 2007-3F
      (exact name of issuing entity as specified in its charter)

      GS Mortgage Securities Corp.
      (exact name of the registrant (depositor) as specified in its charter)

      Goldman Sachs Mortgage Company
      (exact name of the sponsor as specified in its charter)



  New York                                54-2199634
  (State or other jurisdiction of         54-2199635
  incorporation or organization           54-2199636
  of issuing entity)                      54-6744155
                                          (I.R.S. Employer
                                          Identification No.
                                          of issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code of
  offices of issuing entity)                    issuing entity)


 Telephone number, including area code of issuing entity: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  See Item 15 (a).



                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accountant Fees and Services.

               Not applicable.




              ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the issuing entity and all parties related to the issuing entity or any other entity contemplated by Item 1117 of Regulation AB, other than routine litigation incidental to the duties of those respective parties.


Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously disclosed in a 424(b)(5) filed on April 27, 2007 (Commission File No. 333-139817-10).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15 (a).

Assurant, Inc. disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) of Regulation AB applicable to Assurant, Inc. during the year ended December 31, 2007. As required by Item 1122(d)(4)(xii) of Regulation AB, any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds are not charged to the obligor, unless the late payment was due to the obligor's error or omission. Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii).


The following instances of non-compliance have been identified by Washington Mutual Bank for the year ended December 31, 2007 and with respect to the following provisions of Regulation AB Item 1122(d):

    a. Item 1122(d)(2)(vii)(D). Approximately 532 account reconciliations out of approximately 60,000 statements (or approximately 0.9%) with reconciling items were not resolved within 90 days of their identification, due to the migration of functions to personnel in a separate geographic location. All such reconciling items have been resolved in the meantime and processes and procedures are in place to provide for on-going compliance with this requirement;

    b. Item 1122(d)(3)(i)(B) and (3)(ii). A programming change resulted in the miscalculation of some liquidation proceeds and the failure to include other liquidation proceeds, in the aggregate amount of approximately $9,694,614, in the September 2007 distribution with respect to 13 securitizations subject to Regulation AB. Washington Mutual Bank in each of the securitizations remitted the applicable shortfall amount on October 1, 2007 to the applicable Trustee as required by the applicable pooling and servicing agreement. The programming error was corrected in October 2007;

    c. Item 1122(d)(3)(ii). Prepayment fees due to investors in 16 or more securitizations subject to Regulation AB were calculated incorrectly on certain loans with deferred interest, resulting in a shortfall in the distributions to those investors in an aggregate amount that is not expected to exceed $500,000. In addition, Washington Mutual Bank has determined that under certain circumstances, their automated loan servicing system calculates the applicable interest to be used to determine prepayment premiums inconsistently with the requirements of certain mortgage loan notes, which could result in the underpayment of prepayment premiums due to certificateholders in prepayment premium classes under the terms of the applicable transaction agreements. Approximately 15 loans in 8 securitizations subject to Regulation AB have been identified that may have been affected in 2007. Any amounts due as the result of these miscalculations will be delivered to the applicable Trustee for distribution to the affected investors once analysis of these matters has been completed and the amounts due in the case of each securitization have been determined. Processes and procedures are currently being implemented to provide for more accurate calculation of prepayment fees and the servicer is making changes to its automated servicing system to provide for some of the identified variations in the terms of mortgage note prepayment requirements;

    d. Item 1122(d)(4)(vii). With respect to 4 series of mortgage-backed securities, Washington Mutual Bank recently self-identified foreclosure cases initiated in connection with approximately 175 loans where Washington Mutual Bank did not expressly disclose the interests in the loans of the applicable trustees. To the extent necessary under applicable law and court rules, Washington Mutual Bank will promptly move to amend those foreclosure pleadings. Investors will be made whole if any direct losses or additional costs and expenses are incurred as a result of the failure to identify the interests of the trusts in the loans in any proceeding in which applicable law or court rules the trusts' interests must be disclosed. Washington Mutual Bank will conduct further research and if additional loans are identified that were treated similarly, Washington Mutual Bank will make the applicable trusts whole if any losses arise from such treatment; and

    e. Item 1122(d)(4)(xiv). Delinquent second lien mortgage loans were not charged off at 180 days as required by the applicable pooling and servicing agreements in the case of two securitizations subject to Reg AB. All such mortgage loans were charged off as required upon identification of the non-compliance. Processes and procedures have been put in place to provide for on-going compliance with this requirement.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15 (a).



                               Part IV

  Item 15. Exhibits and Financial Statement Schedules.

  (a) Exhibits.

  (1) Not applicable.

  (2) Not applicable.

  (3)

  (4.1 - 10.20) Exhibits 4.1-10.20 were filed as part of the Registrant's Current Report on Form 8-K filed on May 14, 2007 (Commission File No.:
  333-139817-10) and are incorporated by reference herein.

  (4.1) Master Servicing and Trust Agreement, dated as of April 1, 2007, GS Mortgage Securities Corp., as depositor, Wells Fargo Bank, N.A., as securities administrator and master servicer, Deutsche Bank National Trust Company, as custodian, and U.S. Bank National Association, as trustee.

  (4.2) Standard Terms to Master Servicing and Trust Agreement (April 2007 Edition).

  (4.3) Trust Agreement for Exchangeable Certificates, dated as of April 1, 2007, among GS Mortgage Securities Corp., as depositor, U.S. Bank National Association, as trustee, and Wells Fargo Bank, N.A., as master servicer and securities administrator.

  (4.4) Form of Publicly Offered Certificates.

  (10.1) Amended and Restated Master Seller's Warranties and Servicing Agreement, dated as of December 1, 2005, between Bank of America, National Association and Wells Fargo Bank, N.A.

  (10.2) Second Amended and Restated Master Mortgage Loan Purchase Agreement, dated as of May 1, 2006, between Bank of America, National Association and Wells Fargo Bank, N.A.

  (10.3) Mortgage Loan Purchase Agreement, dated as of July 1, 2006, between Bank of America, National Association and DLJ Mortgage Capital, Inc.

  (10.4) Second Amended and Restated Master Seller's Warranties and Servicing Agreement dated as of November 1, 2005, between Wells Fargo Bank, N.A. and Goldman Sachs Mortgage Company.

  (10.5) Assignment, Assumption, and Recognition Agreement, dated as of February 26, 2007, among Bank of America, National Association, DLJ Mortgage Capital Inc., Wells Fargo Bank, N.A. and Goldman Sachs Mortgage Company.

  (10.6) Assignment, Assumption, and Recognition Agreement, dated as of February 26, 2007, among Bank of America, National Association, Wells Fargo Bank, N.A. and Goldman Sachs Mortgage Company.

  (10.7) Second Amended and Restated Mortgage Loan Flow Purchase, Sale & Servicing Agreement dated as of May 1, 2006, between Goldman Sachs Mortgage Company, as purchaser, and PHH Mortgage Corporation, as seller.

  (10.8) Amendment No. 1, August 1, 2006, to the Second Amended and Restated Mortgage Loan Flow Purchase, Sale & Servicing Agreement dated as of, May 1, 2006 between Goldman Sachs Mortgage Company, as purchaser, and PHH Mortgage Corporation, as seller.

  (10.9) Mortgage Loan Purchase and Sale Agreement, dated as of December 1, 2003, among Washington Mutual Bank, FA, Washington Mutual Bank, fsb and Washington Mutual Bank, as sellers, and Goldman Sachs Mortgage Company, as purchaser.

  (10.10) First Amendment, dated as of October 1, 2004, to the Mortgage Loan Purchase Agreement dated as of December 1, 2003, among Washington Mutual Bank, FA, Washington Mutual Bank, fsb and Washington Mutual Bank, as sellers, and Goldman Sachs Mortgage Company, as purchaser.

  (10.11) Regulation AB Amendment, dated as of April 1, 2006, to the Mortgage Loan Purchase Agreement dated as of December 1, 2003, among Washington Mutual Bank, fsb and Washington Mutual Bank, as sellers, and Goldman Sachs Mortgage Company, as purchaser.

  (10.12) Servicing Agreement, dated as of December 1, 2003, between Washington Mutual Bank, FA, as servicer and Goldman Sachs Mortgage Company, as owner.

  (10.13) First Amendment, dated October 1, 2004, to Servicing Agreement dated as of December 1, 2003, between Washington Mutual Bank, FA, as servicer and Goldman Sachs Mortgage Company, as owner.

  (10.14) Regulation AB Amendment, dated as of April 1, 2006, to the Servicing Agreement dated as of December 1, 2003, between Washington Mutual Bank, as servicer and Goldman Sachs Mortgage Company, as owner.

  (10.15) Assignment, Assumption and Recognition Agreement dated as of April 1,
   2007, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp.
  and PHH Mortgage Corporation, as servicer.

  (10.16) Assignment, Assumption and Recognition Agreement dated as of April 1,
   2007, among the Trustee, GS Mortgage Securities Corp. and PHH Mortgage Corporation, as servicer, and as acknowledged by Wells Fargo Bank, N.A., as master servicer.

  (10.17) Assignment, Assumption and Recognition Agreement dated as of April 1,
   2007, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp.
  and Washington Mutual Bank, as servicer.

  (10.18) Assignment, Assumption and Recognition Agreement dated as of April 1,
   2007, among the Trustee, GS Mortgage Securities Corp. and Washington Mutual Bank, as servicer, and as acknowledged by Wells Fargo Bank, N.A., as master servicer.

  (10.19) Assignment, Assumption and Recognition Agreement dated as of April 1,
   2007, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp.
  and Wells Fargo Bank, N.A., as servicer.

  (10.20) Assignment, Assumption and Recognition Agreement dated as of April 1,
   2007, among U.S. Bank National Association, GS Mortgage Securities Corp.
  and Wells Fargo Bank, N.A., as servicer, and as acknowledged by Wells Fargo Bank, N.A., as master servicer.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Washington Mutual Bank
    33.2 Chase Home Finance LLC as Sub-Servicer for JPMorgan Chase Bank, N.A.
    33.3 Deutsche Bank National Trust Company as Custodian
    33.4 JPMorgan Chase Bank, N.A. as Named Servicer
    33.5 PHH Mortgage Corporation as Servicer
    33.6 Washington Mutual Bank as Servicer
    33.7 Wells Fargo Bank, N.A. as Servicer
    33.8 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Washington Mutual Bank
    34.2 Chase Home Finance LLC as Sub-Servicer for JPMorgan Chase Bank, N.A.
    34.3 Deutsche Bank National Trust Company as Custodian
    34.4 JPMorgan Chase Bank, N.A. as Named Servicer
    34.5 PHH Mortgage Corporation as Servicer
    34.6 Washington Mutual Bank as Servicer
    34.7 Wells Fargo Bank, N.A. as Servicer
    34.8 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (35) Servicer compliance statement.



    35.1 PHH Mortgage Corporation as Servicer
    35.2 Washington Mutual Bank as Servicer
    35.3 Wells Fargo Bank, N.A. as Servicer
    35.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) See (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   GS Mortgage Securities Corp.
   (Depositor)


   /s/ Michelle Gill
   Michelle Gill, Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 31, 2008



  Exhibit Index

  Exhibit No.


   (4.1 - 10.20) Exhibits 4.1-10.20 were filed as part of the Registrant's Current Report on Form 8-K filed on May 14, 2007 (Commission File No.:
   333-139817-10) and are incorporated by reference herein.

   (4.1) Master Servicing and Trust Agreement, dated as of April 1, 2007, GS Mortgage Securities Corp., as depositor, Wells Fargo Bank, N.A., as securities administrator and master servicer, Deutsche Bank National Trust Company, as custodian, and U.S. Bank National Association, as trustee.

   (4.2) Standard Terms to Master Servicing and Trust Agreement (April 2007 Edition).

   (4.3) Trust Agreement for Exchangeable Certificates, dated as of April 1, 2007, among GS Mortgage Securities Corp., as depositor, U.S. Bank National Association, as trustee, and Wells Fargo Bank, N.A., as master servicer and securities administrator.

   (4.4) Form of Publicly Offered Certificates.

   (10.1) Amended and Restated Master Seller's Warranties and Servicing Agreement, dated as of December 1, 2005, between Bank of America, National Association and Wells Fargo Bank, N.A.

   (10.2) Second Amended and Restated Master Mortgage Loan Purchase Agreement, dated as of May 1, 2006, between Bank of America, National Association and Wells Fargo Bank, N.A.

   (10.3) Mortgage Loan Purchase Agreement, dated as of July 1, 2006, between Bank of America, National Association and DLJ Mortgage Capital, Inc.

   (10.4) Second Amended and Restated Master Seller's Warranties and Servicing Agreement dated as of November 1, 2005, between Wells Fargo Bank, N.A. and Goldman Sachs Mortgage Company.

   (10.5) Assignment, Assumption, and Recognition Agreement, dated as of February 26, 2007, among Bank of America, National Association, DLJ Mortgage Capital Inc., Wells Fargo Bank, N.A. and Goldman Sachs Mortgage Company.

   (10.6) Assignment, Assumption, and Recognition Agreement, dated as of February 26, 2007, among Bank of America, National Association, Wells Fargo Bank, N.A. and Goldman Sachs Mortgage Company.

   (10.7) Second Amended and Restated Mortgage Loan Flow Purchase, Sale & Servicing Agreement dated as of May 1, 2006, between Goldman Sachs Mortgage Company, as purchaser, and PHH Mortgage Corporation, as seller.

   (10.8) Amendment No. 1, August 1, 2006, to the Second Amended and Restated Mortgage Loan Flow Purchase, Sale & Servicing Agreement dated as of, May 1, 2006 between Goldman Sachs Mortgage Company, as purchaser, and PHH Mortgage Corporation, as seller.

   (10.9) Mortgage Loan Purchase and Sale Agreement, dated as of December 1, 2003, among Washington Mutual Bank, FA, Washington Mutual Bank, fsb and Washington Mutual Bank, as sellers, and Goldman Sachs Mortgage Company, as purchaser.

   (10.10) First Amendment, dated as of October 1, 2004, to the Mortgage Loan Purchase Agreement dated as of December 1, 2003, among Washington Mutual Bank, FA, Washington Mutual Bank, fsb and Washington Mutual Bank, as sellers, and Goldman Sachs Mortgage Company, as purchaser.

   (10.11) Regulation AB Amendment, dated as of April 1, 2006, to the Mortgage Loan Purchase Agreement dated as of December 1, 2003, among Washington Mutual Bank, fsb and Washington Mutual Bank, as sellers, and Goldman Sachs Mortgage Company, as purchaser.

   (10.12) Servicing Agreement, dated as of December 1, 2003, between Washington Mutual Bank, FA, as servicer and Goldman Sachs Mortgage Company, as owner.

   (10.13) First Amendment, dated October 1, 2004, to Servicing Agreement dated as of December 1, 2003, between Washington Mutual Bank, FA, as servicer and Goldman Sachs Mortgage Company, as owner.

   (10.14) Regulation AB Amendment, dated as of April 1, 2006, to the Servicing Agreement dated as of December 1, 2003, between Washington Mutual Bank, as servicer and Goldman Sachs Mortgage Company, as owner.

   (10.15) Assignment, Assumption and Recognition Agreement dated as of April 1, 2007, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and PHH Mortgage Corporation, as servicer.

   (10.16) Assignment, Assumption and Recognition Agreement dated as of April 1, 2007, among the Trustee, GS Mortgage Securities Corp. and PHH Mortgage Corporation, as servicer, and as acknowledged by Wells Fargo Bank, N.A., as master servicer.

   (10.17) Assignment, Assumption and Recognition Agreement dated as of April 1, 2007, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and Washington Mutual Bank, as servicer.

   (10.18) Assignment, Assumption and Recognition Agreement dated as of April 1, 2007, among the Trustee, GS Mortgage Securities Corp. and Washington Mutual Bank, as servicer, and as acknowledged by Wells Fargo Bank, N.A., as master servicer.

   (10.19) Assignment, Assumption and Recognition Agreement dated as of April 1, 2007, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and Wells Fargo Bank, N.A., as servicer.

   (10.20) Assignment, Assumption and Recognition Agreement dated as of April 1, 2007, among U.S. Bank National Association, GS Mortgage Securities Corp. and Wells Fargo Bank, N.A., as servicer, and as acknowledged by Wells Fargo Bank, N.A., as master servicer.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Washington Mutual Bank
    33.2 Chase Home Finance LLC as Sub-Servicer for JPMorgan Chase Bank, N.A.
    33.3 Deutsche Bank National Trust Company as Custodian
    33.4 JPMorgan Chase Bank, N.A. as Named Servicer
    33.5 PHH Mortgage Corporation as Servicer
    33.6 Washington Mutual Bank as Servicer
    33.7 Wells Fargo Bank, N.A. as Servicer
    33.8 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Washington Mutual Bank
    34.2 Chase Home Finance LLC as Sub-Servicer for JPMorgan Chase Bank, N.A.
    34.3 Deutsche Bank National Trust Company as Custodian
    34.4 JPMorgan Chase Bank, N.A. as Named Servicer
    34.5 PHH Mortgage Corporation as Servicer
    34.6 Washington Mutual Bank as Servicer
    34.7 Wells Fargo Bank, N.A. as Servicer
    34.8 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (35) Servicer compliance statement.



    35.1 PHH Mortgage Corporation as Servicer
    35.2 Washington Mutual Bank as Servicer
    35.3 Wells Fargo Bank, N.A. as Servicer
    35.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
